Form 10-K
period 2006-12-31
KeyCorp Student Loan Trust 2006-A
filed 2007-03-30
CIK 1380476

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from            to
Commission file number of Issuing Entity 333-135860-01
KEYCORP STUDENT LOAN TRUST 2006-A
(Exact name of Issuing Entity as specified in its charter)
Commission file number of Depositor 333-135860
KEY CONSUMER RECEIVABLES LLC
(Exact name of Depositor as specified in its charter)
Commission file number of Sponsor 028-06343
KEYBANK NATIONAL ASSOCIATION
(Exact name of Sponsor as specified in its charter)

Delaware	20-5508027

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization of the Issuing Entity)	Identification No.)

c/o KeyBank National Association, as Administrator,
Attn: Elizabeth Michalski
4910 Tiedeman Road, 6th Floor, Brooklyn, Ohio	44144

(Address of principal executive offices of the Issuing Entity)	(Zip Code)
(216) 813-7738
(Issuing Entity’s telephone number, including area code)

Securities registered pursuant	Securities registered pursuant
to Section 12(b) of the Act:	to Section 12(g) of the Act:

None	None

(Title of each class)	(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐                      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐                      No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑                      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                      No ☑
The registrant has no officer, director or beneficial owner of more than 10% of its equity securities to whom Section 16(a) of the Exchange Act applies and consequently Item 405 of Regulation S-K does not apply.
The registrant does not have any voting or non-voting common equity outstanding and held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter or as of the date of this Form 10-K.
Documents incorporated by reference: None.

KEYCORP STUDENT LOAN TRUST 2006-A
2006 FORM 10-K ANNUAL REPORT

This Annual Report on Form 10-K (this “Report”) is filed with respect to the KeyCorp Student Loan Trust 2006-A (the “Issuing Entity” or the “Trust”). Certain information called for by this Report is omitted pursuant to Regulation AB and General Instruction J to Form 10-K.
PART I
ITEM 1. BUSINESS
Omitted.
ITEM 1A. RISK FACTORS
Omitted.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 2. PROPERTIES
Omitted.
ITEM 3. LEGAL PROCEEDINGS
Omitted.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Omitted.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Omitted.
ITEM 6. SELECTED FINANCIAL DATA
Omitted.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Omitted.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Omitted.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Omitted.
ITEM 9A. CONTROLS AND PROCEDURES
Omitted.
ITEM 9B. OTHER INFORMATION
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Omitted.
ITEM 11. EXECUTIVE COMPENSATION
Omitted.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Omitted.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Omitted.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Omitted.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Not applicable.
(a)(2) Financial Statement Schedules
Not applicable.
(a)(3) Exhibits
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.

(b) Exhibits Required By Item 601 of Regulation S-K.
The exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index.
(c) Financial Statements required by Regulation S-X but excluded from the Annual Report to Shareholders.
Not applicable.
ADDITIONAL DISCLOSURE ITEMS REQUIRED BY REGULATION AB.
ITEM 1112 (B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).
No single obligor represents 10% or more of the pool assets held by the Trust.
ITEM 1114 (B) (2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).
Each of Great Lakes Higher Education Guaranty Corporation (“GLHEGC”) and Pennsylvania Higher Education Assistance Agency (“PHEAA”) is a guarantee agency as defined in the Higher Education Act of 1965 that has guaranteed an amount of student loans, which constitute pool assets, equal to 10% or more of the aggregate outstanding principal balance of the group I student loans. No other entity or group of affiliated entities provides any credit enhancement or other support that represents 10% or more of the cash flow supporting any offered class of securities of the Trust.
The following table represents the portion of the group I student loans guaranteed by GLHEGC and PHEAA as of December 31, 2006:
Distribution by GLHEGC and PHEAA as of December 31, 2006

		Group I
		Outstanding	Percent of
	Number of	Principal	Related Pool
Guarantor	Loans	Balance	Balance

GLHEGC	18,304	$144,489,985	65.45%
PHEAA	2,263	$49,079,751	22.23%
All Other Guarantors (as a group)	8,566	$27,186,924	12.32%

Asset Pool Total	29,133	$220,756,660	100.00%

Set forth below is certain historical information about GLHEGC and PHEAA. This information was provided by GLHEGC and PHEAA, respectively, and has not been independently verified by the Trust, the Depositor or KeyBank National Association. No representation is made by the Trust, the Depositor or KeyBank National Association as to the accuracy or completeness of this information.
Great Lakes Educational Loan Services, Inc.
Great Lakes Educational Loan Services, Inc. (“Great Lakes”) acts as a loan servicing agent for the Trust. Great Lakes is a wholly owned subsidiary of Great Lakes Higher Education Corporation (“GLHEC”), a Wisconsin nonstock, nonprofit corporation. The primary operations center for GLHEC and its affiliates (including Great Lakes) is in Madison, Wisconsin, which includes the data processing center and operational staff offices for both guarantee support services provided by Great Lakes to GLHEC and affiliates and third-party guaranty agencies and lender servicing and origination functions. GLHEC and affiliates also maintain regional offices in Columbus, Ohio and St. Paul, Minnesota and customer support staff located nationally.
In June 2004, Great Lakes received the Exceptional Performer designation from the U.S. Department of Education (“Department”). As a result, lenders serviced by Great Lakes are eligible to receive the maximum reimbursement on all claims submitted for insurance.

Lenders risk sharing exposure is reduced as long as Great Lakes retains the Exceptional Performer designation. Great Lakes could lose its Exceptional Performer designation as a result of a variety of factors, including changes to the Higher Education Act. Great Lakes could also lose Exceptional Performer status if subsequent audits fail to meet the Department’s standards.
In March 2005, Moody’s Investors Service assigned its highest servicer quality (SQ) rating of SQ1 to Great Lakes as a servicer of Federal Family Education Loan Program student loans. Moody’s SQ ratings represent its view of a servicer ‘s ability to prevent or mitigate losses across changing markets. Moody’s rating incorporates an assessment of performance measurements including delinquency transition rates, cure rates and claim reject rates – all valuable indicators of a servicer’s ability to get maximum returns from student loan portfolios.
As of December 31, 2006, Great Lakes serviced 1,960,523 student and parental accounts with an outstanding balance of $31.4 billion for over 1,400 lenders nationwide. As of December 31, 2006, 65% of the portfolio serviced by Great Lakes was in repayment status, 4% was in grace status and the remaining 31% was in interim status. Great Lakes will provide a copy of GLHEC’s most recent consolidated financial statements on receipt of a written request directed to 2401 International Lane, Madison, Wisconsin 53704, Attention: Chief Financial Officer.
Great Lakes Higher Education Guaranty Corporation
GLHEGC is a Wisconsin nonstock, nonprofit corporation the sole member of which is GLHEC. GLHEGC’s predecessor organization, GLHEC, was organized as a Wisconsin nonstock, nonprofit corporation and began guaranteeing student loans under the Higher Education Act in 1967. GLHEGC is the designated guarantee agency under the Higher Education Act for Wisconsin, Minnesota, Ohio, Puerto Rico and the Virgin Islands. On January 1, 2002, GLHEC (and GLHEGC directly and through its support services agreement with GLHEC), outsourced certain aspects of its student loan program guaranty support operations to Great Lakes. GLHEGC continues as the “guaranty agency” as defined in Section 435(j) of the Higher Education Act and continues its default aversion, claim purchase and compliance, collection support and federal reporting responsibilities as well as custody and responsibility for all revenues, expenses and assets related to that status. GLHEGC (through its support services agreement with GLHEC) also performs oversight of all direct and outsourced student loan program operations. The primary operations center for GLHEC and its affiliates (including GLHEGC and Great Lakes) is in Madison, Wisconsin, which includes the data processing center and operational staff offices for both guaranty and servicing functions. GLHEC and affiliates also maintain regional offices in Columbus, Ohio and St. Paul, Minnesota and customer support staff located nationally. GLHEGC will provide a copy of GLHEC’s most recent consolidated financial statements on receipt of a written request directed to 2401 International Lane, Madison, Wisconsin 53704, Attention: Chief Financial Officer.
GLHEGC has entered into a voluntary flexible agreement with the U.S. Department of Education pursuant to the 1998 Reauthorization Amendments. Under GLHEGC’s agreement, which commenced October 1, 2000 and is currently effective through September 30, 2007, GLHEGC’s revenues are tied directly to default aversion performance. Certain sources of GLHEGC’s Operating Fund revenues are replaced by a single fee-for-service funding source tied directly to the percentage of delinquent loans that do not default during the measurement period. In lieu of statutory collection retention amounts, the U.S. Department of Education reimburses GLHEGC only for its actual post-default collection related expenses. This agreement also calls for GLHEGC to escrow the liquid assets of GLHEGC’s Federal Fund for the benefit of the U.S. Department of Education. GLHEGC may also engage in negotiations with lenders to define whether the lender or GLHEGC will complete each of the due diligence requirements. Finally, this agreement allows GLHEGC to pilot a new approach to the claims review process, under which GLHEGC develops and implements with willing lenders and servicers a post-claim random sampling process that replaces the current claim-by-claim process. The GLHEGC agreement is automatically renewed for one-year effective periods, unless terminated 90 days prior to the end of an effective period.
The information in the following tables has been provided to the Trust from reports provided by or to the U.S. Department of Education and has not been verified by the Trust or GLHEGC. No representation is made by the Trust or GLHEGC as to the accuracy or completeness of this information. Prospective investors may consult the United States Department of Education Data Books and Web site http://www.ed.gov/finaid/prof/resources/data/opeloanvol.html for further information concerning GLHEGC or any other guarantee agency.
Guarantee Volume. GLHEGC’s guaranty volume for each of the last five federal fiscal years, including Stafford, Unsubsidized Stafford, SLS, PLUS, Graduate PLUS and Consolidation loan volume, was as follows:

Federal Fiscal Year	Guaranty Volume (Millions)

2002	$4,473.1
2003	8,721.3
2004	7,707.6
2005	9,686.3
2006	12,797.2
Reserve Ratio. Following are GLHEGC’s reserve fund levels as calculated in accordance with 34 CFR 682.410(a)(10) for the last five federal fiscal years:

Federal Guaranty Reserve
Federal Fiscal Year	Fund Level (1)

2002	1.86%
2003	1.29%
2004	0.99%
2005	0.83%
2006	0.72%
The Department of Education’s website at http://www.fp.ed.gov/PORTALSWebApp/fp/whatsnew.jsp. has posted reserve ratios for GLHEGC for federal fiscal years 2003, 2004 and 2005 of 1.168%, .646% and .578%, respectively. GLHEGC believes the Department of Education has not calculated the reserve ratio in accordance with the Higher Education Act and the correct ratio should be 1.29%, .99% and .83%, respectively, as shown above and as explained in the following footnote. On November 17, 2006, the Department of Education advised GLHEGC that beginning in Federal Fiscal Year 2006 it will publish reserve ratios that include loan loss provision and deferred revenues. GLHEGC believes this change should more closely approximate the statutory calculation. According to the Department of Education, available cash reserves may not always be an accurate barometer of a guarantor’s financial health.
(1) In accordance with Section 428(c)(9) of the Higher Education Act, does not include loans transferred from the former Higher Education Assistance Foundation, Northstar Guarantee Inc., Ohio Student Aid Commission or Puerto Rico Higher Education Assistance Corporation. (The minimum reserve fund ratio under the Higher Education Act is .25%.)
Claims Rate. For the past five federal fiscal years, GLHEGC’s claims rate has not exceeded 5%, and, as a result, the highest allowable reinsurance has been paid on all GLHEGC’s claims. The actual claims rates are as follows:

Federal Fiscal Year	Claims Rate

2002	1.06%
2003	1.27%
2004	.68%
2005	.51%
2006	.62%
As a result of various statutory and regulatory changes over the past several years, historical rates may not be an accurate indicator of current delinquency or default trends or future claims rates.
Pennsylvania Higher Education Assistance Agency
PHEAA is a body corporate and politic constituting a public corporation and government instrumentality created pursuant to the Pennsylvania Act of August 7, 1963, P.L. 549, as amended (the “Pennsylvania Act”).

PHEAA had been guaranteeing student loans since 1964. As of December 31, 2006, PHEAA has guaranteed a total of approximately $38.4 billion principal amount of Stafford Loans, and approximately $5.7 billion principal amount of PLUS Loans and SLS Loans, and approximately $43.9 billion principal amount of consolidation loans under the Higher Education Act. PHEAA initially guaranteed loans only to residents of the Commonwealth of Pennsylvania (the “Commonwealth”) or persons who planned to attend or were attending eligible education institutions in the Commonwealth. In May, 1986, PHEAA began guaranteeing loans to borrowers that did not meet these residency requirements pursuant to its national guarantee program. Under the Pennsylvania Act, guarantee payments on loans under PHEAA’s national guarantee program may not be paid from funds appropriated by the Commonwealth.
PHEAA has adopted a default prevention program consisting of (i) informing new borrowers of the serious financial obligations incurred by the borrowers and stressing the financial and legal consequences of failure to meet all terms of the loan, (ii) working with institutions to make certain that student borrowers are enrolled in sound education programs and that the proper individual enrollment records are being maintained, (iii) assisting lenders with operational programs to ensure sound lending policies and procedures, (iv) maintaining up-to-date student status and address records of all borrowers in the guaranty program, (v) initiating prompt collection actions with borrowers who become delinquent on their loans, do not establish repayment schedules or “skip,” (vi) taking prompt action, including legal action and garnishment of wages, to collect on all defaulted loans, and (vii) adopting a general policy that no loan will be automatically “written off.” Since the loan servicing program was initiated in 1974, PHEAA has never exceeded an annual default claims percentage of 5 percent and, as a result, federal reimbursement for default claims has thus far been at the maximum federal reimbursement level. For the last five years, the annual default claims percentages have been as follows:

Federal	Annual Default
Fiscal Year	Claims Percentages

2002	1.70%
2003	1.45%
2004	1.09%
2005	1.30%
2006	1.42%
Under the Federal Balanced Budget Act, the Secretary of Education is required to recall $1 billion in reserve funds held by guaranty agencies. On January 14, 1998, the Department of Education informed PHEAA and PHEAA’s share of the recall is $116.1 million. The recall was paid to the Department of Education in August 2002. The Higher Education Amendments of 1998 contain a provision for an additional recall of funds totaling $250 million nationwide. $85 million of the recall occurred in the federal fiscal year ended September 30, 2002, $82.5 million occurred in the year ending September 30, 2006, and $82.5 million is to occur in the year ending September 30, 2007. On July 11, 2002, the Department of Education informed PHEAA that its share of the recall is $26.3 million, of which $8.9 million was due and paid by September 1, 2002 and $8.7 million was paid by September 1, 2006. $8.7 million remains as an amount payable to the Department of Education as of December 31, 2006 for the recall due in 2007.
As of December 31, 2006, PHEAA had total federal reserve-fund assets of approximately $141.2 million and a fund balance of approximately $13.2 million. Through December 31, 2006, the outstanding amount of principal on loans that had been directly guaranteed by PHEAA under the Federal Family Education Loan Program was approximately $45.3 billion. In addition, as of December 31, 2006, PHEAA had operating-fund assets and non-Federal Family Education Loan Program assets totaling approximately $11.3 billion.
Guaranty Volume
PHEAA’s guaranty volume (the approximate aggregate principal amount of federally reinsured education loans, including PLUS Loans but excluding federal Consolidation Loans) was as follows for the last five federal fiscal years:

Federal	Guaranty Volume
Fiscal Year	(in millions)

2002	$2,530
2003	2,813
2004	3,131
2005	3,403
2006	3,792

Reserve Ratio
PHEAA’s reserve ratios, determined by dividing its cumulative cash reserves by the original principal amount of the outstanding education loans it has guaranteed, were as follows for the last five federal fiscal years:

Federal
Fiscal Year	Reserve Ratio
2002	0.48%
2003	0.48%
2004	0.34%
2005	0.16%
2006	0.20% (pending Department of Education approval)
Under current law, PHEAA is required to manage the Federal Fund so net assets are greater than 0.25% of the original principal balance of outstanding guarantees. Historically, the Department of Education has calculated this ratio at September 30, which is the close of the federal fiscal year, and prior to federal fiscal year 2006 has excluded amounts payable to the Department of Education related to the recall of reserve funds from this calculation.
Based upon PHEAA’s calculation of the ratio, PHEAA has determined that it fell below the required ratio during the quarter ended March 31, 2005. Under federal law, PHEAA is required to submit a management plan to the Department of Education if PHEAA remains under the required level for two consecutive years. That plan must demonstrate that PHEAA will reach the required level within 18 months of submitting the plan. The agency submitted its management plan to the Department of Education on January 31, 2007.
Recovery Rates
A guarantor’s recovery rate, which provides a measure of the effectiveness of the collection efforts against defaulting borrowers after the guarantee claim has been satisfied, is determined for each year by dividing the current year collections by the total outstanding claim portfolio for the prior fiscal year. The table below shows the cumulative recovery rates for PHEAA for the five federal fiscal years shown for which information is available:

Federal Fiscal Year	Recovery Rates

2002	26.07%
2003	23.12%
2004	25.48%
2005	26.30%
2006	33.93%
PHEAA’s headquarters is located at 1200 North Seventh Street, Harrisburg, Pennsylvania 17102-1444
ITEM 1115 (B) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).
No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Trust.
ITEM 1117 OF REGULATION AB. LEGAL PROCEEDINGS.
No legal proceedings are pending against any of KeyBank National Association, as the Sponsor (the “Sponsor”), Key Consumer Receivables LLC (the “Depositor”), the Trust, or KeyBank National Association, as the Master Servicer (the “Master Servicer”), or, to the best of our knowledge, PHEAA, Great Lakes, or Deutsche Bank Trust Company Americas (the “Indenture Trustee”), or of which any of their property is subject, that are or would be material to holders of the notes issued by the Trust.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The Sponsor is the originator, as contemplated by Item 1110 of Regulation AB, of more than 90% of the pool assets held by the Trust; no other originator or group of affiliated originators originated 10% or more of the pool assets held by the Trust. The Sponsor is also the Master Servicer. The Depositor is a wholly-owned subsidiary of the Sponsor and, therefore, a wholly-owned subsidiary of the originator and the Master Servicer. The Sponsor has acquired a 100% ownership interest in the Trust; therefore, the Trust is an affiliated party of the Sponsor (including in its role as originator and Master Servicer) and, indirectly, of the Depositor.
The Indenture Trustee is not affiliated with any of the Sponsor (including in its role as originator and Master Servicer), the Depositor, the Trust, PHEAA, Great Lakes or any of the Guarantors. PHEAA, as a subservicer and a guarantor, is not affiliated with any of the Sponsor (including in its role as originator and Master Servicer), the Depositor, the Trust, the Indenture Trustee, Great Lakes or any of the other Guarantors. Great Lakes, as a subservicer, is not affiliated with any of the Sponsor (including in its role as originator and Master Servicer), the Depositor, the Trust, the Indenture Trustee, or PHEAA. Great Lakes, a subservicer, and GLHEGC, a Guarantor, are both wholly owned subsidiaries of Great Lakes Higher Education Corporation.
There are no significant obligors, as contemplated by Item 1112 of Regulation AB, or other material parties, as contemplated by Item 1101(d)(1) of Regulation AB, related to the Notes.
ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.
The Sponsor, in its role as Administrator, the Master Servicer, the Indenture Trustee, PHEAA and Great Lakes (collectively, the “Servicing Parties”) have each been identified by the Issuing Entity as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which reports are also attached as exhibits to this Form 10-K.
The Servicing Reports prepared by the Administrator, the Indenture Trustee, PHEAA and Great Lakes, and the Attestation Reports provided by those Servicing Parties, have not identified any material instance of noncompliance with the servicing criteria applicable to those respective Servicing Parties. The Servicing Report prepared by the Master Servicer, and the Attestation Report provided by the Master Servicer, identified a compliance deficiency with respect to the servicing criteria set forth in Item 1122(d)(4)(viii) of Regulation AB. The Master Servicer is adopting new policies and procedures and implementing system enhancements to remedy the identified compliance deficiency.
ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.
The Master Servicer, PHEAA and Great Lakes have been identified by the Issuing Entity as servicers with respect to the asset pool held by the Trust. Each of the Master Servicer, PHEAA and Great Lakes has completed a statement of compliance with applicable servicing criteria (each a “Servicer Compliance Statement”), in each case signed by an authorized officer of the Master Servicer, PHEAA and Great Lakes, respectively. The Servicer Compliance Statements are attached as exhibits to this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuing Entity has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEYCORP STUDENT LOAN TRUST 2006-A

By:	KeyBank National Association,
as Master Servicer and Administrator
on behalf of the Trust

By: Name:	/s/Daniel G. Smith Daniel G. Smith
Title:	Senior Vice President

March 30, 2007
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.
No annual report, proxy statement, or form of proxy or other proxy soliciting material has been sent to noteholders during the period covered by this Annual Report on Form 10-K and the Issuing Entity does not intend to furnish such materials to noteholders subsequent to the filing of this Annual Report on Form 10-K.

INDEX OF EXHIBITS

Exhibit
Number	Description

4.1	Amended and Restated Trust Agreement between Key Consumer Receivables LLC, as Depositor, and The Bank of New York (Delaware), as Owner Trustee, dated as of December 1, 2006, filed as Exhibit 4.1 to Form 8-K filed December 14, 2006, and incorporated herein by reference.

4.2	Indenture among KeyCorp Student Loan Trust 2006-A, as Issuer, and Deutsche Bank Trust Company Americas, as Indenture Trustee, Paying Agent and Note Registrar, dated as of December 1, 2006, filed as Exhibit 4.2 to Form 8-K filed December 14, 2006, and incorporated herein by reference.

4.3	Sale and Servicing Agreement among KeyCorp Student Loan Trust 2006-A, as Issuer, Key Consumer Receivables LLC, as Depositor, KeyBank National Association, as Master Servicer and Seller, JPMorgan Chase Bank, National Association, as Eligible Lender Trustee and Depositor Eligible Lender Trustee, and KeyBank National Association, as Administrator, dated as of December 1, 2006, filed as Exhibit 4.3 to Form 8-K filed December 14, 2006, and incorporated herein by reference.

4.4	Administration Agreement among KeyCorp Student Loan Trust 2006-A, as Issuer, KeyBank National Association, as Administrator, and Deutsche Bank Trust Company Americas, as Indenture Trustee, dated as of December 1, 2006, filed as Exhibit 4.4 to Form 8-K filed December 14, 2006, and incorporated herein by reference.

4.5	Student Loan Transfer Agreement among KeyBank National Association, as Seller, Key Consumer Receivables LLC, as Purchaser, and JPMorgan Chase Bank, National Association, as Depositor Eligible Lender Trustee, dated as of December 1, 2006, filed as Exhibit 4.5 to Form 8-K filed December 14, 2006, and incorporated herein by reference.

31.1	Certification of senior officer in charge of servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

33.1	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of KeyBank National Association, as Administrator.

33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of KeyBank National Association, as Master Servicer.

33.3	Management’s Assessment of Compliance with Regulation AB Servicing Criteria for Asset-Backed Securities of Great Lakes Educational Loan Services, Inc. (“Great Lakes”), as Subservicer.

33.4	Report on Management’s Assessment of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of Pennsylvania Higher Education Assistance Agency (“PHEAA”), as Subservicer.

Exhibit
Number	Description

33.5	Management’s Assertion of Compliance with Applicable Servicing Criteria for Asset-Backed Securities of Deutsche Bank Trust Company Americas, as Indenture Trustee.

34.1	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP, on behalf of KeyBank National Association, as Administrator.

34.2	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP, on behalf of KeyBank National Association, as Master Servicer.

34.3	Report of Independent Registered Public Accounting Firm of Ernst & Young LLP, on behalf of Great Lakes, as Subservicer.

34.4	Report of Independent Registered Public Accounting Firm of KPMG LLP, on behalf of PHEAA, as Subservicer.

34.5	Report of Independent Registered Public Accounting Firm of KPMG LLP, on behalf of Deutsche Bank Trust Company Americas, as Indenture Trustee.

35.1	Servicing Compliance Statement of KeyBank National Association, as Master Servicer.

35.2	Servicing Compliance Statement of Great Lakes, as Subservicer.

35.3	Servicing Compliance Statement of PHEAA, as Subservicer.